Form 10-K405
period 1997-09-30
DFC SECURITIZATION TRUST 1997 1
filed 1997-12-29
CIK 1042723

OMB APPROVAL

                                              OMB NUMBER             3235-0063
                                              EXPIRES:           JUNE 30, 1997
                                              ESTIMATED AVERAGE BURDEN
                                              HOURS PER RESPONSE  .... 1711.00


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from _______________to _________________
Commission file number    333-24351
                      ---------------

                       DFC Securitization Trust 1997-I
                  ---------------------------------------
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                               23-2935515
--------------------------------------------------------------------------------
  State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization


         c/o PNC Bank, National Association
         Corporate Trust Department
         Attention:  Judy Wisniewskie.
         1700 Market St, Philadelphia, Pennsylvania                   19103
--------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,including area code (215)585-8872
                                                 ------------------------

Securities registered pursuant to Section 12(b)of the Act: None
                                                          ----------------
Securities registered pursuant to Section 12(g) of the Act: None
                                                          ----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                         DFC SECURITIZATION TRUST 1997-I
                        Oakwood Mortgage Investors, Inc.
                Manufactured Housing Contract Senior/Subordinated
                    Pass-Through Certificates, Series 1997-I

                                    FORM 10-K
                                      INDEX

                                                                    Page Number
PART I.

   Item 1.   Business
   Item 2.   Properties
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders

PART II.

   Item 1.   Market for Registrant's Common Equity and Related
             Stockholder Matters
   Item 2.   Selected Financial Data
   Item 3. Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 4.   Financial Statements and Supplementary Data
   Item 5. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

   Item 1.   Directors and Executive Officers of the Registrant
   Item 2.   Executive Compensation
   Item 3. Security Ownership of Certain Beneficial Owners and Management
   Item 4.   Certain Relationships and Related Transactions

PART IV.

   Item 1.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                     PART I


ITEM 1.    BUSINESS.

                  Not Applicable.

ITEM 2.    PROPERTIES.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS.

                  Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           At the end of the Registrant's fiscal year, there were a total of __49___ holders of the Registrant's Series 1997-I Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3 and Class B-1 (collectively, the "Certificates").

ITEM 6.    SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not Applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  Exhibits

                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OMI TRUST 1997-I, REGISTRANT

                                          By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                   as depositor


Dated   December 26, 1997                   /s/ Douglas R. Muir
                                            -------------------
                                             Douglas R. Muir
                                             Vice President

                                INDEX OF EXHIBITS

                                                          Page of Sequentially
                                                              Numbered Pages
                                                          ---------------------


                  99.1  Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition).

                  99.3  Servicer's Annual Compliance Statement as Required by
                        Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (November 1995 Edition)

DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I  NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON THE ASSETS
OAKWOOD ACCEPTANCE CORP. - SERVICER                 INCLUDED IN OMI TRUST 1997-I AS OF THE END OF THE PREPAYMENT PERIOD THAT BEGAN
FISCAL YEAR ENDED SERIES REPORT                     ON SEPTEMBER 1, 1997 AND ENDED ON SEPTEMBER 30, 1997 AND AS OF THE END OF THE
REPORTING: FISCAL YEAR 1997                         COLLECTION PERIOD THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997.
                                                    ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE CERTIFICATES REFLECTS
                                                    INFORMATION AS OF THE CLOSE OF BUSINESS ON OCTOBER 15, 1997, WHICH IS THE
                                                    DISTRIBUTION DATE ON WHICH MADE AND LOSSES INCURRED DURING SUCH PREPAYMENT
                                                    PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO CERTIFICATEHOLDERS.

                                        Scheduled Principal Balance of Contracts
------------------------------------------------------------------------------------------------------------------------------------
 Beginning                                                                         Ending           Scheduled
 Principal           Scheduled       Prepaid         Liquidated    Contracts       Principal        Gross             Servicing
 Balance             Principal       Principal       Principal     Repurchased     Balance          Interest            Fee
------------------------------------------------------------------------------------------------------------------------------------
161,394,769.36      (741,507.90)    (1,542,782.23)   (29,769.14)        0.00     159,080,710.09    5,556,759.27       535,664.73
====================================================================================================================================


Scheduled                                                   Amount
Pass Thru              Liquidation       Reserve            Available for
Interest               Proceeds          Fund Draw          Distribution
----------------------------------------------------------------------------
5,021,094.54           30,133.04            0.00           7,871,182.44(1)
============================================================================



                                                  Certificate Account as of 9/30/97
 -----------------------------------------------------------------------------------------------------------------------------------
       Beginning                          Deposits                                          Investment               Ending
       Balance               Principal             Interest          Distributions          Interest                Balance
 -----------------------------------------------------------------------------------------------------------------------------------
        0.00               2,129,735.99           4,230,928.13      (5,608,790.11)          5,704.40              757,578.41
 ===================================================================================================================================

                     P&I Advances
 -------------------------------------------------------------------------------
      Beginning             Recovered             Current            Ending
       Balance               Advances            Advances           Balance
 -------------------------------------------------------------------------------
       0.00             (1,773,508.35)        2,570,745.50         797,237.15
 ===============================================================================

(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT,
 $535,664.73 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE THE SERVICER, CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES
DURING THE FISCAL YEAR WAS $7,335,517.71.

DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                           Repo Properties
                                                          Brought Current by                            Aggregate Repo Properties
                             Gross Repossessions                Borrower         Net Current Repos         in Trust at Month-End
                                       Principal                  Principal              Principal                 Principal
                       #                Balance       #           Balance       #        Balance      #            Balance
                    ----------------------------------------------------------------------------------------------------------------

Oct-96                     0   $          -            -     $         -       -    $       -          -    $        -
Nov-96                     0              -            -               -       -            -          -             -
Dec-96                     0              -            -               -       -            -          -             -
Jan-97                     0              -            -               -       -            -          -             -
Feb-97                     0              -            -               -       -            -          -             -
Mar-97                     0              -            -               -       -            -          -             -
Apr-97                     0              -            -               -       -            -          -             -
May-97                     0              -            -               -       -            -          -             -
Jun-97                     0              -            -               -       -            -          -             -
Jul-97                     1        29,665.35          -               -       1        29,665.35      1         29,665.35
Aug-97                    14       420,276.73         (1)      (38,305.00)    13       381,971.73     14        411,637.08
Sep-97                    29     1,057,745.88          -               -      29     1,057,745.88     43      1,469,382.96
                    ----------------------------------------------------------------------------------------------------------------
Total of month
 end balance              44   $ 1,507,687.96         (1)    $ (38,305.00)    43    $1,469,382.96     58    $ 1,910,685.39
                    ================================================================================================================

Average month
 end balance              11   $   376,921.99          -     $  (9,576.25)    11    $  376,345.74     15    $   477,671.35
                    ================================================================================================================

DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                                  Delinquency Analysis
                  --------------------------------------------------------------------------------------------------------------

                   31 to 59 days                    60 to 89 days               90 days and Over             Total Delinq.
                            Principal                      Principal                   Principal                   Principal
                  #         Balance              #         Balance            #        Balance            #        Balance
                  -------------------------------------------------------------------------------------------------------------

Oct-96                    -       $         -         -     $         -        -      $         -        -       $         -
Nov-96                    -                 -         -               -        -                -        -                 -
Dec-96                    -                 -         -               -        -                -        -                 -
Jan-97                    -                 -         -               -        -                -        -                 -
Feb-97                    -                 -         -               -        -                -        -                 -
Mar-97                    -                 -         -               -        -                -        -                 -
Apr-97                    -                 -         -               -        -                -        -                 -
May-97                    -                 -         -               -        -                -        -                 -
Jun-97                   51         1,776,281.38      1          71,378.33     -                -       52         1,847,659.71
Jul-97                   29           977,599.02     20         677,103.46     1           71,378.33    50         1,726,080.81
Aug-97                    2            59,759.26     16         469,525.76    17          609,828.87    35         1,139,113.89
Sep-97                   62         2,362,215.42     23         834,942.67    33        1,115,395.41   118         4,312,553.50
                  -------------------------------------------------------------------------------------------------------------

Total of month
 end balance            144       $ 5,175,855.08     60     $ 2,052,950.22    51      $ 1,796,602.61   255       $ 9,025,407.91
                  =============================================================================================================

Average month
end balance              36       $ 1,293,963.77     15     $   513,237.56    13      $   449,150.65    64       $ 2,256,351.98
                  =============================================================================================================


DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT



            Liquidated                                              Net                               Net       Current
Prepayment  Principal     Sales  Insur.     Total  Repossession Liquidation  Unrecov. FHA Insurance Pass Thru Period Net Cumulative
 Period      Balance    Proceeds Refunds  Proceeds   Expenses     Proceeds   Advances  Coverage     Proceeds  Gain/(Loss)Gain/(Loss)
------------------------------------------------------------------------------------------------------------------------------------
SEE MONTHLY INVESTOR REPORT FOR DETAIL
Oct-96         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Nov-96         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Dec-96         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Jan-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Feb-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Mar-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Apr-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
May-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Jun-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Jul-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Aug-97         0.00         0.00   0.00        0.00    0.00        0.00        0.00      0.00          0.00       0.00
Sep-97    29,769.14    31,337.09   0.00   31,337.09    0.00   31,337.09    1,204.05      0.00     30,133.04     363.90
         =============================================================================================================
          29,769.14    31,337.09   0.00   31,337.09    0.00   31,337.09    1,204.05      0.00     30,133.04     363.90     363.90
         ===========================================================================================================================

DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                               Original     Beginning      Current       Accelerated                  Ending         Principal Paid
Cert.                        Certificate   Certificate    Principal       Principal     Writedown  Certificate   Pool    Per $1,000
Class                         Balances      Balances       Payable      Distribution    Amounts(1)    Balances   Factor Denomination
                             -------------------------------------------------------------------------------------------------------


A-1                          34,713,000.00  34,713,000.00 (2,314,059.27)  (1,296,503.89)   0.00    31,102,437.20   89.59882%   66.66
A-1 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

A-2                          25,021,000.00  25,021,000.00          0.00            0.00    0.00    25,021,000.00  100.00000%    0.00
A-2 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

A-3                          19,982,000.00  19,982,000.00          0.00            0.00    0.00    19,982,000.00  100.00000%    0.00
A-3 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

A-4                           7,105,000.00   7,105,000.00          0.00            0.00    0.00     7,105,000.00  100.00000%    0.00
A-4 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

A-5                          20,813,000.00  20,813,000.00          0.00            0.00    0.00    20,813,000.00  100.00000%    0.00
A-5 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

A-6                          19,867,000.00  19,867,000.00          0.00            0.00    0.00    19,867,000.00  100.00000%    0.00
A-6 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

M                            12,508,000.00  12,508,000.00          0.00            0.00    0.00    12,508,000.00  100.00000%    0.00
M Outstanding Writedown               0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

B-1                          14,929,000.00  14,929,000.00          0.00            0.00    0.00    14,929,000.00  100.00000%    0.00
B-1 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

B-2                           6,456,769.00   6,456,769.00          0.00            0.00    0.00     6,456,769.00  100.00000%    0.00
B-2 Outstanding Writedown             0.00           0.00          0.00            0.00    0.00             0.00    0.00        0.00

Excess Asset Principal Balance        0.00           0.00          0.00    1,296,503.89    0.00     1,296,503.89
                             --------------------------------------------------------------------------------------
                            161,394,769.00 161,394,769.00 (2,314,059.27)           0.00    0.00   159,080,710.09
                            =======================================================================================

                            (1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED
                            THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE
                            POOLING AND SERVICING AGREEMENT.


DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC, 1997-I
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE INTEREST ANALYSIS


                                                                                              Interest Paid
      Certificate       Remittance   Beginning   Current      Total       Interest     Ending   Per $1,000   Cert.      TOTAL
         Class            Rate        Balance    Accrual      Paid        Shortfall    Balance Denomination  Class   DISTRIBUTION
                        ----------------------------------------------------------------------------------------------------------


A-1                         6.40000%   0.00      715,342.43    715,342.43         0.00          0.00   20.61   A-1   4,325,905.59
A-1  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-1  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

A-2                         6.55000%   0.00      546,291.84    546,291.84         0.00          0.00   21.83   A-2     546,291.84
A-2  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-2  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

A-3                         6.75000%   0.00      449,595.00    449,595.00         0.00          0.00   22.50   A-3     449,595.00
A-3  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-3  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

A-4                         6.90000%   0.00      163,415.00    163,415.00         0.00          0.00   23.00   A-4     163,415.00
A-4  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-4  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

A-5                         7.10000%   0.00      492,574.32    492,574.32         0.00          0.00   23.67   A-5     492,574.32
A-5  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-5  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

A-6                         7.37500%   0.00      488,397.08    488,397.08         0.00          0.00   24.58   A-6     488,397.08
A-6  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
A-6  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

M                           7.27500%   0.00      303,319.00    303,319.00         0.00          0.00   24.25   M       303,319.00
M  Carryover Interest       0.00       0.00            0.00          0.00         0.00          0.00    0.00
M  Writedown Interest       0.00       0.00            0.00          0.00         0.00          0.00    0.00

B-1                         7.52500%   0.00      374,469.08    374,469.08         0.00          0.00   25.08   B-1     374,469.08
B-1  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
B-1  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

B-2                         8.90000%   0.00      191,550.80    191,550.80         0.00          0.00   29.67   B-2     191,550.80
B-2  Carryover Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00
B-2  Writedown Interest     0.00       0.00            0.00          0.00         0.00          0.00    0.00

X                                      0.00    1,296,139.99          0.00 1,296,139.99  1,296,139.99            X            0.00

Service Fee                            0.00      535,664.73    535,664.73         0.00          0.00                   535,664.73
                              ----------------------------------------------------------------------                  -----------

                                       0.00    5,556,759.27  4,260,619.28 1,296,139.99  1,296,139.99                 7,871,182.44(1)


                                                       CUMULATIVE "X" INTEREST SHORTFALL                               1,296,139.99
                                                       CUMULATIVE ACCELERATED PRINCIPAL DIST                          (1,296,503.89)
                                                                                                                  ==================
                                                       CUMULATIVE LOSS / (GAIN)                                             (363.90)
                                                                                                                  ==================

(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $535,664.73 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE USED TO PAY SERVICING FEES DUE THE SERVICER, CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $7,335,517.71.

                         Independent Accountant's Report
                        --------------------------------


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation




We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.



/s/ Nicholas J. St. George                            /s/ C. Michael Kilbourne
Nicholas J. St. George, Chairman of the Board    C. Michael Kilbourne, President





/s/ Robert A. Smith                                  /s/ Douglass R. Muir
Robert A. Smith, EVP-Consumer Finance            Douglas R. Muir, VP, Treasurer/
                                                           Secretary




/s/ Matthew S. Hukill
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                 DEUTSCHE FINANCIAL CAPITAL SECURITIZATION LLC
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1997-I


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (November 1995 Edition) which is incorporated in the Pooling and Servicing Agreement dated June 1, 1997 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period June 1, 1997 through September
30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir
------------------------


Name:  Douglas R. Muir
------------------------


Title:  Vice President
------------------------


Date:  September 30, 1997
----------------------------